Form 10-K405
period 1996-12-31
DE ANZA PROPERTIES IX LIQUIDATING TRUST
filed 1997-09-12
CIK 27466

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the Year Ended December 31, 1996

[_] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

     Commission File Number 0-8932
     DE ANZA PROPERTIES - IX LIQUIDATING TRUST, Formerly Known as
                  DE ANZA PROPERTIES - IX  (Former Registrant)
             (Exact Name of Registrant as Specified in Its Charter)

California                                        95-6975704
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                    Identification Number)

9171 Wilshire Boulevard, Suite 627
Beverly Hills, California                         90210
(Address of Principal Executive Offices)          (Zip Code)

      (310) 550-1111 (Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12 (b) of the Act:

                                     None.

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]   No  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     State the aggregate market value of the voting stock held by non-affiliates of the Trust.

 $1,582,000 Beneficial interest in trust, not transferable (See Item 5 Herein)

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Proxy Statement, dated July 7, 1994 and report on Form 15 filed with the Securities and Exchange Commission on October 31, 1994 of former registrant are incorporated by reference in parts I, II, III, and IV hereof.

 Page 1 of 30 pages contained herein.  Exhibit Index located on page 9 herein.

                                    PART I.

ITEM 1.    BUSINESS.
           --------

     De Anza Properties - IX (the "Partnership"), the former registrant, ceased operations on August 18, 1994, dissolved on August 19, 1994 and subsequently terminated on October 21, 1994 upon filing Form LP-4. De Anza Properties - IX Liquidating Trust (the "Trust") was formed in order to wind up the Partnership's affairs.

     The Partnership transferred its last property on August 18, 1994 in a simultaneous transaction in which properties owned by eight other affiliated limited partnerships controlled by Herbert M. Gelfand or his affiliates, were sold or transferred along with the sale of De Anza Group, Inc., the management company owned by Mr. Gelfand, to affiliates of Manufactured Home Communities, Inc. ("MHC").

     The Trust was established pursuant to the terms of a trust agreement dated August 10, 1994 with Mr. Herbert M. Gelfand (or his successor appointed in accordance with the terms of the trust agreement), as sole trustee of the Trust (the "Trustee"). The sole beneficiaries of the Trust are the former partners of the Partnership (the "Beneficiaries"). The Trust will hold all of the remaining assets of the Partnership, with the exception of the MHC Reserve trusts (discussed below), subject to any remaining liabilities of the Partnership, whether known or unknown. The Trust assets are not commingled with the assets of any other partnership or liquidating trust established for any other partnership.

     The trust agreement contains customary terms and conditions and has the following characteristics:

          (i) Each partner became a beneficiary of the Trust to the extent of their former pro rata interest in the Partnership.

          (ii) The Trust's activities will consist of: (a) satisfying any liabilities or obligations of the Partnership which were not paid or otherwise discharged by the Partnership; (b) making liquidating distributions to the beneficiaries as funds are released from the Reserves (as defined in Item 7(1) and (2) Liquidity and Capital Resources which is incorporated herein by reference); (c) investing its liquid assets in demand and short term time deposits in banks or savings institutions or temporary investments such as short-term certificates of deposit or Treasury bills (excluding derivative securities); and (d) taking such other action as is necessary to conserve and protect the assets of the Trust and provide for the orderly liquidation of the assets transferred to the Trust. Since the Partners are the sole beneficiaries of the Trust, they will bear the risk of the investment of the Trust assets.

          (iii) Beneficial interests in the Trust will not be transferable except by will, intestate succession, or operation of law and no certificates representing such beneficial interests have been issued.

          (iv) The Trustee will issue annual reports to the Beneficiaries showing the assets and liabilities of the Trust at the end of each calendar year and the receipts and disbursements of the Trustee for the period. The annual report will also describe changes to the assets of the Trust during the period and actions taken by the Trustee during the period. Such reports will be audited by the Trust's outside certified public accountants. The Trustee may also issue interim reports to the Beneficiaries. These interim reports will be issued whenever, in the opinion of the Trustee, a significant event relating to the assets of the Trust has occurred.

          (v) At the reasonable discretion of the Trustee, the Trust will disburse its net earnings annually.

          (vi) The Trust will terminate at the earlier of the distribution of all of the remaining assets, if any, to the Beneficiaries or three years from the date of formation of the Trust, but may be extended to a later date if liabilities remain unresolved at the end of the three-year term.

     The sole beneficiaries of the Trust are the former partners of the Partnership. The Trust holds all of the remaining assets of the Partnership, with the exception of the MHC Reserve trusts (discussed below), subject to any remaining liabilities of the Partnership, whether known or unknown at the time of the termination. These assets consist of the Partnership Expense Reserve, and the right to receive any funds remaining in the Independent Committee Reserve trust and the General Reserve trust. Each Reserve is defined in Item 7(1) and (2) Liquidity and Capital Resources which is incorporated herein by reference. Upon termination of the separate trust arrangements, any remaining assets will be distributed, in one or more installments, to the Trust. The Trust will then distribute the remaining assets from these reserves to the Beneficiaries (the former partners of the Partnership, pro rata in accordance with their former interest in the Partnership). Upon termination of the Trust, any remaining assets will be distributed in one or more installments to the Beneficiaries.

     Two MHC Reserve trusts were formed pursuant to the De Anza Properties - IX Liquidating Trust Agreement for the purpose of holding assets for a period of nine months following the transfer of the Partnership's last remaining property in order to satisfy any proper and valid claims made by the buyer for breach of the Partnership's obligations in the acquisition agreement.

     The De Anza Properties - IX MHC Reserve Cash trust was funded initially from proceeds from the transfer in the amount of $111,603, and its beneficiaries are the Limited Partners and the General Partners who elected not to receive partnership interests in the buyer in exchange for their interests in the Partnership. The funds were released in full in 1995 and distributed to its beneficiaries.

     The De Anza Properties - IX MHC Reserve OP Unit trust was funded with units of partnership interests of the buyer with an initial value of $23,397 by the electing General Partners who chose to receive partnership interests in the buyer in exchange for their pro rata interests in the Partnership. These electing General Partners are the beneficiaries of that trust. All of the units were released in 1995 and distributed to the respective electing General Partners.

ITEM 2.    PROPERTIES.
           ----------
           The Trust owns no physical properties.

ITEM 3.    LEGAL PROCEEDINGS.
           -----------------
           None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
          ---------------------------------------------------
          No matter was submitted during the quarter ended December 31, 1996.


                                    PART II.

ITEM 5.   MARKET FOR THE TRUST'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          --------------------------------------------------------------------

     (a)  Market Information.
          ------------------

          Under the terms of Trust the Beneficial Interests are not transferable, therefore, there is no public market for the Beneficiary Interests in the Trust and it is not anticipated that a public market for them will develop. Accordingly, accurate information as to the market value of an Interest at any given date is not available. The estimated aggregate market price shown on the cover page of this report is simply the original capital contributed by the Partnership and should not be relied upon as indicative of any bid or ask quotations or transactions in the Trust.

     (b)  Holders.
          -------
          As of December 31, 1996, the approximate number of Beneficiaries is 590.

     (c)  Dividends.
          ---------

          The Trust does not pay dividends, but will distribute Trust assets in one or more installments as the resolution of contingencies allow as determined by the Trustee. In 1996 the Trust distributed $180,575 to Beneficiaries from the Independent Committee Reserve.

ITEM 6.      SELECTED FINANCIAL DATA.
             -----------------------

             The following table sets forth in tabular form a summary of selected financial data for the Trust for the years ended December 31, 1996 and 1995 and for the period from August 10, 1994 (Inception) through December 31, 1994:



                                           1996                     1995                     1994
                                        ----------              ------------              -----------
Operating revenues:                     $   48,256               $    56,426               $   11,638

Gain on sale of property and
 equipment:                                180,575                       -0-                      -0-


Net income (loss) from continuing
 operations:                               189,367                   (32,954)                 (59,320)


Net income (loss) from continuing
 operations per 1% Beneficiary
 Interest:                                1,893.67                   (329.54)                 (593.20)



Total assets:                              894,934                 1,066,784                1,568,793

Long-term obligations:                         -0-                       -0-                      -0-

Cash distributions per 1%
 Beneficiary Interest:                    1,805.75                  4,500.00                      -0-




The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS.
         -------------------------

   (1) and  (2)  Liquidity and Capital Resources.
                 -------------------------------
         Three separate reserves (the "Reserves") were established for the benefit of the former Partners of the Partnership in connection with the formation of the Trust.

         The General Reserve is maintained in a separate trust account, pursuant to the terms of a trust agreement between the Trust, as the beneficiary, and Mr. Gelfand, as trustee, with an initial all cash fund in the amount of $410,861. Pursuant to the terms of a contribution agreement entered into among all of the partnerships and/or liquidating trusts involved in the sale or transfer of assets which closed in August 1994, funds in the General Reserve may be used to discharge or satisfy the Trust's pro rata portion of any contingent liabilities of any of the liquidating trusts or the partnerships, and to discharge or satisfy any liabilities of Mr. Gelfand and his affiliates. Such liabilities may include any legal expenses incurred by the liquidating trusts, the partnerships, Mr. Gelfand and his affiliates personally, in the defense or resolution of any claim or action arising out of the MHC transaction, including claims arising out of the indemnification obligations of the parties in connection with the MHC transaction. All amounts in the General Reserve are invested in interest bearing accounts or other short term investments (excluding derivatives) reportable for federal income tax purposes to the Trust's federal tax identification number. In August 1997, assuming no claims are threatened or pending, all funds remaining in the General Reserve will be released to the Trust, which will distribute these funds to the Beneficiaries of the Trust.

         The amount of the Independent Committee Reserve trust of which the Trust is the beneficiary was initially $361,150. The funds held in the Independent Committee Reserve are invested in an interest bearing account (but not in derivatives) pursuant to the terms of the Independent Committee Trust Agreement, and reported for federal income tax purposes to the Trust's federal tax identification number. Pursuant to the terms of a contribution agreement among all of the partnerships/liquidating trusts, each partnership/liquidating trust will contribute a pro rata portion of any claim for indemnification made by the Independent Committee regardless of which specific partnership or partnerships, if less than all, a claim relates to. In August 1996, $180,575 of the Reserve, was released, and assuming no claims against the Independent Committee Reserve have been made or threatened, the remaining $180,575, will be released in August 1997. The Independent Committee may elect to extend the term of the Independent Committee Reserve for an additional year. At the time of the next release of funds from the Independent Committee Reserve to the Trust the Trustee will make distributions to the Beneficiaries.

         The Partnership Expense Reserve was established and retained by the Trust. The initial amount of this Reserve was approximately $811,000 net of liabilities and receivables. During 1995, $450,000 was distributed to the Beneficiaries. Any funds remaining in this Reserve, after payment of administrative expenses, contingent liabilities (known or unknown) and costs of liquidating and dissolving, will be distributed by the Trustee to the Beneficiaries.

     (3)  Results of Operations.
          ---------------------

          Since the inception of the Trust on August 10, 1994 and its subsequent receipt of Partnership assets, the Trust has received or has been allocated interest and dividend income of $47,263, $53,704 and $11,278 in 1996, 1995 and 1994, respectively, and in 1996 received $180,575 of the Independent Committee Reserve. Administrative expenses totaled $38,471, $47,585 and $38,744 in 1996, 1995 and 1994, respectively. Reprorations of rents, utility income and expenses including write-off of uncollectable rents, subsequent to the closing of the transfer of properties owned by the Partnership resulted in a net expense of $41,795 and $32,214 in 1995 and 1994, respectively.

          Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

          See Index to Financial Statements set forth in Item 14 of this Annual Report on Form 10-K. The material contained in such Financial Statements, Notes and Supplementary Schedules is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

          None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
          ---------------------------------------------------

          The Trust has no executive officers or directors. The Trustee is Mr.
Herbert M. Gelfand.   Herbert M. Gelfand currently serves as a Trustee of 16
affiliated trusts and is the Operating General Partner of four affiliated partnerships, the first of which was formed in 1969. Mr. Gelfand was also the founder, and together with his wife, Beverly J. Gelfand, were the principal shareholders of De Anza Group, Inc., the former Operating General Partner of the Partnership. Mr. Gelfand served as its Chairman of the Board of Directors until its sale. From 1986 to 1990, Mr. Gelfand was also the Chief Executive Officer. In addition, Mr. Gelfand is the sole shareholder and Chairman of the Board of Directors of De Anza Corporation which currently serves as the Operating General Partner of two real estate partnerships and is the liquidating agent of three other partnerships. He is a member of the Bar of the State of California and was engaged in the private practice of law from 1956 through 1977. From 1970 until 1975, Mr. Gelfand was a partner in the predecessor to the firm of Benjamin and Susman, a Law Corporation (and thereafter was counsel to that firm until 1977), which predecessor law firm performed legal services for all but one of the affiliated partnerships. Mr. Gelfand is married to Beverly J. Gelfand, who served as a director of De Anza Group, Inc. until its sale, and is the father of Michael D. Gelfand, the former Director, President and Chief Financial Officer of De Anza Group, Inc., a Director, President and Chief Financial Officer of De Anza Corporation and the sole shareholder, Chairman of the Board, President and Chief Financial Officer of Terra Vista Management, Inc.

          Based upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Trust, no person failed to timely file a report required by
Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

          The Trust does not have directors, a chief executive officer or any other executive officers. In 1996, the Trustee received approximately $23,920 in distributions for his direct pro rata share as a Beneficiary of the trust and indirectly through his spouse's Beneficiary Interest. No compensation was paid by the Trust to the Trustee.

          Information contained in Item 13 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT.
          ----------


     (a)  Security Ownership of Certain Beneficial Owners.
          -----------------------------------------------

          The Trust has no knowledge of any individual who has beneficial ownership of more than five percent of any class of the Trust's voting interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

          For the year ended December 31, 1996, one or more affiliated or related parties of the Trustee were reimbursed $14,596 for the cost of goods and services provided that were necessary for the administration of the Trust and wind up of the Partnership's affairs. See Item 8, Note 3 to the Financial Statements for discussion of the affiliations with the Trust and actual transaction amounts which is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

     (a) 1. Index to Financial Statements for the years ended December 31, 1996 and 1995 that are filed as part of this report:

                                                                       PAGE
                                                                       ----
         Independent Auditor's Report.................................. 14

         Balance Sheets, December 31, 1996 and 1995.................... 15

         Statements of Operations for the years ended
         December 31, 1996 and 1995 and for the period
         August 10, 1994 through December 31, 1994..................... 16

         Statements of Changes in Beneficiaries'
         Capital for the years ended December 31, 1996
         and 1995 and for the period August 10, 1994 through
         December 31, 1994............................................. 17

         Statements of Cash Flows for the years ended
         December 31, 1996 and 1995 and for the period
         August 10, 1994 through December 31, 1994..................... 18

         Notes to Financial Statements................................. 19

         2. All Schedules have been omitted since they are not required, not applicable or the information is included in the Financial Statements or notes thereto.
         3. The following index sets forth the exhibits required to be filed by Item 601 of Regulation S-K:


EXHIBIT NO.                                                                            PAGE
-----------                                                                            ----
2.1            De Anza Properties-IX Liquidating Trust Agreement dated August 10,
               1994 between the Partnership and Herbert M. Gelfand, trustee. (See
               Exhibit 2.1 in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 incorporated herein by reference.)

2.2            Assignment and Assumption Agreement dated August 18, 1994 between the
               Partnership and the Trust. (See Exhibit 2.2 in the Trust's Annual
               Report on Form 10-K for the year ended December 31, 1994 incorporated herein by reference.)


EXHIBIT NO.                                                                                        PAGE
-----------                                                                                        ----
2.3             Assignment and Assumption Agreement dated August 19, 1994 between the
                Partnership and the Trust respecting the MHC reserve cash portion.
                (See Exhibit 2.3 in the Trust's Annual Report on Form 10-K for the
                year ended December 31, 1994 incorporated herein by reference.)

2.4             General Reserve Trust Agreement dated August 1, 1994 between the
                Partnership, the Herbert M. and Beverly J. Gelfand Family Trust, and
                Herbert M. Gelfand as trustee. (See Exhibit 2.4 in the Trust's Annual
                Report on Form 10-K for the year ended December 31, 1994 incorporated herein by reference.)

2.5             Independent Committee Trust Agreement dated August 1,1994 between the
                Partnership and Citicorp Trust N.A. as trustee. (See Exhibit 2.5 in the Trust's Annual Report on Form 10-K for the year ended December 31,
                1994 incorporated herein by reference.)

2.6             General Reserve Contribution Agreement dated August 1, 1994 between the Partnership, affiliated partnerships, the Herbert M. and Beverly
                J. Gelfand Family Trust, and Herbert M. Gelfand as trustee. (See
                Exhibit 2.6 in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 incorporated herein by reference.)

2.7             Independent Committee Reserve Contribution Agreement dated August 1,
                1994 between the Partnership, affiliated partnerships, and Citicorp
                Trust N.A. as trustee. (See Exhibit 2.7 in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 incorporated herein by reference.)

           (b)  Reports on Form 8-K.

                None.

           (c)  The information set forth in Item 14(a) (3) of this Annual Report on
Form 10-K is incorporated herein by reference.

           (d)  All information required by Regulation S-X will be furnished by the
Trust to its Beneficiaries in its annual report.  Therefore, this Item is not applicable.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DE ANZA PROPERTIES - IX LIQUIDATING TRUST



By    /s/ Herbert M. Gelfand
      ----------------------
      Herbert M. Gelfand
      Trustee

Date:  March 28, 1997

                                                      DE ANZA PROPERTIES - IX
                                                         LIQUIDATING TRUST

                                                    AUDITED FINANCIAL STATEMENTS

                                                     December 31, 1996 and 1995

                   De Anza Properties - IX Liquidating Trust

                           December 31, 1996 and 1995



                                    Contents

Report of Independent Auditors...................    1

Audited Financial Statements

Balance Sheets...................................    3
Statements of Operations.........................    4
Statement of Changes in Beneficiaries' Capital...    5
Statements of Cash Flows.........................    6
Notes to Financial Statements....................    8

Other Financial Information

Schedule I.......................................   12
Schedule II......................................   13

                         Report of Independent Auditors



To the Beneficiaries
De Anza Properties - IX Liquidating Trust
Beverly Hills, California


We have audited the accompanying balance sheets of De Anza Properties - IX Liquidating Trust (the Trust) as of December 31, 1996 and 1995, and the related statements of operations and changes in beneficiaries' capital and cash flows for the years ended December 31, 1996 and 1995, and for the period August 10, 1994 (date of inception) through December 31, 1994. These financial statements are the responsibility of Herbert M. Gelfand, the trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 1996 and 1995, and the results of its operations and changes in beneficiaries' capital and cash flows for the years ended December 31, 1996, 1995, and for the period August 10, 1994 (date of inception) through December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary Schedules I and II are presented for the purpose of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects.

Ernst & Young, LLP
Los Angeles, California
January 21, 1997

                   De Anza Properties - IX Liquidating Trust

                                 Balance Sheets


                                                                 December 31,
                                                            1996              1995
                                                          --------------------------
                    ASSETS

CASH (Note 1)                                             $300,091        $  286,506

RESTRICTED CASH (Notes 1 and 2)                            591,436           772,011

ACCOUNTS RECEIVABLE, including $578 due from a
 related party at December 31, 1995                          3,407             8,267
                                                          --------------------------

                                                          $894,934        $1,066,784
                                                          ==========================

         LIABILITIES AND BENEFICIARIES' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED EXPENSES,
 including $2,044 and $1,346 due to related parties at
 December 31, 1996 and 1995, respectively (Note 3)        $ 26,337        $   26,404



UNRECOGNIZED GAIN (Note 2)                                 591,436           772,011
                                                          --------------------------
                                                           617,773           798,415

BENEFICIARIES' CAPITAL                                     277,161           268,369
                                                          --------------------------

                                                          $894,934        $1,066,784
                                                          ==========================


See accompanying report of independent auditors and notes to financial statements.

                   De Anza Properties - IX Liquidating Trust

                            Statements of Operations


                                                                                   For the Period
                                                                                     August 10,
                                                                                    1994 (Date of
                                                                                     Inception)
                                                           Year Ended                  Through
                                                          December 31,              December 31,
                                                     1996             1995              1994
                                                  -----------------------------------------------
INCOME
 Interest and dividends                           $  47,263         $ 53,704          $ 11,278
 Gain on sale of property and equipment
  (Note 2)                                          180,575                -                 -

 Other                                                  993            2,722               360
                                                  -----------------------------------------------
                                                    228,831           56,426            11,638
                                                  -----------------------------------------------
EXPENSES
 Professional fees and services, including
  $9,483, $17,318, and $29,915 paid to
  related parties during 1996, 1995, and
  1994, respectively (Note 3)                        26,926           67,455            34,962



 Other, including $408, $1,089, and $278
  paid to related parties during 1996, 1995,
  and 1994 respectively (Note 3)                      7,833           14,658             1,586


 Salaries paid to related parties (Note 3)            4,705            5,226             2,196
 Miscellaneous partnership expenses                       -            2,041            32,214
                                                  -----------------------------------------------
                                                     39,464           89,380            70,958
                                                  -----------------------------------------------

NET INCOME (LOSS)                                 $ 189,367         $(32,954)         $(59,320)
                                                  ===============================================

INCOME (LOSS) PER 1% BENEFICIARY INTEREST
 (Note 4)                                         $1,893.67         $(329.54)         $(593.20)
                                                  ===============================================

See accompanying report of independent auditors and notes to financial statements.

                   De Anza Properties - IX Liquidating Trust

                 Statement of Changes in Beneficiaries' Capital

           Years Ended December 31, 1996 and 1995 and for the Period August 10, 1994 (Date of Inception) through December 31, 1994


BALANCE - August 10, 1994 (date of inception)                                   -
NET LOSS - for the period August 10, 1994 (date of inception)
 through December 31, 1994                                              $ (59,320)


CAPITAL CONTRIBUTIONS - for the period August 10, 1994 (date of
 inception) through December 31, 1994                                     810,643
                                                                        ---------

BALANCE - January 1, 1995                                               $ 751,323

NET LOSS - for the year ended December 31, 1995                           (32,954)

CAPITAL DISTRIBUTIONS - for the year ended December 31, 1995             (450,000)
                                                                        ---------

BALANCE -  December 31, 1995                                              268,369

NET INCOME - for the year ended December 31, 1996                         189,367

CAPITAL DISTRIBUTIONS - for the year ended December 31, 1996             (180,575)
                                                                        ---------

BALANCE - December 31, 1996                                             $ 277,161
                                                                        =========

See accompanying report of independent auditors and notes to financial statements.

                   De Anza Properties - IX Liquidating Trust

                            Statements of Cash Flows


                                                                                                      For the Period
                                                                                                      August 10, 1994
                                                                                                         (Date of
                                                                                                        Inception)
                                                                            Year Ended                    Through
                                                                           December 31,                 December 31,
                                                                      1996              1995               1994
                                                              -------------------------------------------------------
OPERATING ACTIVITIES
 Gross rents received from rental real estate operations                  -                 -           $   35,081
 Cash paid to suppliers, including $14,596, $23,633, and
  $28,389 paid to related parties during 1996, 1995, and
  1994, respectively                                              $ (38,953)         $(109,013)           (184,387)

 Interest and other income received                                  52,538             49,824              21,534
                                                              -------------------------------------------------------
      Net cash provided by (used in) operating activities            13,585            (59,189)           (127,772)
                                                              -------------------------------------------------------

INVESTING ACTIVITIES
 Additions to restricted cash                                             -                  -            (772,011)
 Release of restricted cash                                         180,575                  -                   -
                                                              -------------------------------------------------------
      Net cash provided by (used in) investing activities           180,575                  -            (772,011)
                                                              -------------------------------------------------------

FINANCING ACTIVITIES
 Capital contributions                                                    -                  -           1,695,478
 Capital distributions                                             (180,575)          (450,000)                  -
                                                              -------------------------------------------------------
       Net cash (used in) provided by financing activities         (180,575)          (450,000)          1,695,478
                                                              -------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                      13,585           (509,189)            795,695

CASH AT BEGINNING OF PERIOD                                         286,506            795,695                   -
                                                              -------------------------------------------------------

CASH AT END OF PERIOD                                             $ 300,091          $ 286,506          $  795,695
                                                              =======================================================

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY
 (USED IN) OPERATING ACTIVITIES
  Net income (loss)                                               $ 189,367          $ (32,954)         $  (59,320)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Gain on sale of property and equipment                        (180,575)                 -                   -
     Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                      4,860             (7,180)             54,906
      Decrease in accounts payable and accrued expenses                 (67)           (19,055)           (123,358)
                                                              -------------------------------------------------------

       Net cash provided by (used in) operating activities        $  13,585          $ (59,189)         $ (127,772)
                                                              =======================================================



See accompanying report of independent auditors and notes to financial statements.

                   De Anza Properties - IX Liquidating Trust

NONCASH ACTIVITY

Subsequent to August 18, 1994, De Anza Properties - IX was liquidated and various assets were transferred to the De Anza Properties - IX Liquidating Trust (Notes 1 and 2). The noncash assets and liabilities transferred consisted of accounts receivable of $55,993, accounts payable and accrued expenses of $168,817, and deferred gain of $772,001.


See accompanying report of independent auditors and notes to financial statements.

                   De Anza Properties - IX Liquidating Trust

                         Notes to Financial Statements

       For the Years Ended December 31, 1996 and 1995 and For The Period
         August 10, 1994 (Date of Inception) Through December 31, 1994



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

De Anza Properties - IX Liquidating Trust (the Trust) was formed on August 10, 1994 to acquire the remaining assets, assume the remaining liabilities and wind up the affairs of De Anza Properties - IX (the Partnership), pursuant to a plan of liquidation of the Partnership. The Partnership ceased operations as of August 18, 1994, dissolved on August 19, 1994, and subsequently terminated on October 21, 1994. Subsequent to August 18, 1994, all of the remaining assets and liabilities of the Partnership and its reserves and its rights to reserves held in various trusts, were contributed to the Trust by the Partnership on behalf of the beneficiaries, of which Herbert M. Gelfand, the former operating general partner of the Partnership, is the trustee (Trustee). The Trust will settle Partnership liabilities and will terminate upon final release and distribution of reserves. The former partners (general and limited) are the beneficiaries of the Trust in accordance with each partner's pro rata ownership interest in the Partnership.

In accordance with the plan of liquidation of the Partnership, the former partners of the Partnership established and funded two additional reserves which are not owned by the Trust. Schedules I and II reflect the balance sheet and income statement of the Trust combined with these two reserves. During 1995 both reserves were released and distributed to the beneficiaries.

Income Taxes

No provision for income taxes has been included in the accompanying financial statements, since the beneficiaries are responsible for reflecting their share of income or loss on their respective income tax returns.


See accompanying report of independent auditors.

                   De Anza Properties - IX Liquidating Trust

       For the Years Ended December 31, 1996 and 1995 and For The Period
         August 10, 1994 (Date of Inception) Through December 31, 1994


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Trust invests cash not needed for working capital in highly liquid short-term investments consisting of money market funds and certificates of deposit, with original maturities generally ranging from one to three months. The Trust considers all such items to be cash equivalents. At December 31, 1996, and periodically, balances in various accounts exceeded federally insured limits. No losses have been experienced to date related to such accounts. The Trust places its cash and cash equivalents with quality financial institutions and believes it is not exposed to any significant concentration of credit risk on cash and cash equivalents.

Restricted Cash

At December 31, 1996 and 1995, the Trust had $591,436 and $772,011,
respectively, in restricted cash. These amounts consist of a General Reserve and Independent Committee Reserve totaling $410,861 and $180,575, respectively, in 1996 and $410,861 and $361,150, respectively, in 1995 (see Note 2).

Financial Instruments

The carrying amount reported in the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximates fair value due to the short maturity of these instruments.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


See accompanying report of independent auditors.

                   De Anza Properties - IX Liquidating Trust

       For the Years Ended December 31, 1996 and 1995 and For The Period
         August 10, 1994 (Date of Inception) Through December 31, 1994


2. UNRECOGNIZED GAIN

Subsequent to August 18, 1994, the Partnership contributed the following assets and liabilities to the Trust on behalf of the beneficiaries:

Cash:
  General Reserve                                           $ 410,861
  Independent Committee Reserve                               361,150
  Operating cash (Partnership Expense Reserve)                923,467

Noncash:
  Accounts receivable                                          55,993
  Accounts payable and accrued expenses                      (168,817)
  Deferred gain on sale                                      (772,011)
                                                            ---------
Net capital contribution to the Trust                       $ 810,643
                                                            =========

Pursuant to the guidelines of Statements of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership deferred in 1994 the recognition of gain on that portion of the sales proceeds represented by the General Reserve and Independent Committee Reserve, totaling $772,011. The unrecognized gain was subsequently transferred to the Trust.

The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction, and the Partnership Expense Reserve, consisting of the remaining unrestricted funds, was established to fund future administrative costs and contingencies of the Trust.

During 1995, $450,000 of the Partnership Expense Reserve was released and distributed to the beneficiaries of the Trust. During 1996, $180,575 of the original $361,150 Independent Committee Reserve was released and distributed to the beneficiaries of the Trust. Accordingly, the Trust recognized a gain of $180,575. This amount is included in the determination of net income for the year ended December 31, 1996. At December 31, 1996 and 1995, $591,436 and $772,011, respectively, of gain have been deferred for the beneficiaries of the Trust.

See accompanying report of independent auditors.

                   De Anza Properties - IX Liquidating Trust

       For the Years Ended December 31, 1996 and 1995 and For The Period
         August 10, 1994 (Date of Inception) Through December 31, 1994


3. RELATED PARTY TRANSACTIONS

Terra Vista Management, Inc. or De Anza Leasing Corporation, a related party and affiliate, respectively, of the Trustee, were paid in the aggregate $14,596, $23,633, and $28,389 during the years ended December 31, 1996 and 1995, and the period August 10, 1994 (date of inception) through December 31, 1994, respectively, for performing bookkeeping, computer, legal and beneficiary relations services necessary for the administration of the Trust.

4. INCOME (LOSS) PER 1% BENEFICIARY INTEREST

Income (loss) per 1% beneficiary interest is computed based on each beneficiary's pro rata ownership interest formerly held in the dissolved Partnership. The 1996 net income of $189,367, the 1995 net loss of $32,954 and the 1994 net loss of $59,320 result in $1,893.67, $(329.54), and $593.20, respectively, of income (loss) for each 1% interest in the Trust.

See accompanying report of independent auditors.

                                                                      Schedule I

                   De Anza Properties - IX Liquidating Trust
                    MHC Cash Reserve and MHC OP Unit Reserve

                             Combined Balance Sheet

                               December 31, 1995



                                           Liquidating         MHC Cash            MHC OP          Combined
                                              Trust            Reserve          Unit Reserve         Total
                                         ---------------------------------------------------------------------
ASSETS
  Cash                                     $  286,506           $   4                 -          $  286,510
  Restricted cash                             772,011               -                 -             772,011
  Accounts receivable                           8,267               -                 -               8,267
                                         ---------------------------------------------------------------------

                                           $1,066,784           $   4                 -          $1,066,788
                                         =====================================================================

LIABILITIES AND BENEFICIARIES' CAPITAL
  Accounts payable and
    accrued expenses                         $ 26,404           $ 578                 -          $   26,982
  Unrecognized gain                           772,011               -                 -             772,011
                                         ---------------------------------------------------------------------
                                              798,415             578                 -             798,993

  Beneficiaries' capital                      268,369            (574)                -             267,795
                                         ---------------------------------------------------------------------

                                           $1,066,784           $   4                 -          $1,066,788
                                         =====================================================================


The MHC Cash Reserve and the MHC OP Unit Reserve were Trusts created pursuant to the plan of liquidation of the Partnership and were funded by the partners (see
Note 1). During 1995, the reserves in the MHC Cash Reserve and MHC OP Unit Reserve were released in full and distributed to the beneficiaries of the respective trusts. During 1996, the Trusts were terminated.

See accompanying report of independent auditors and notes to financial statements.

                                                                     Schedule II
                                                                     Page 1 of 3


                   De Anza Properties - IX Liquidating Trust
                    MHC Cash Reserve and MHC OP Unit Reserve

                          Combined Statement of Income

                      For the Year Ended December 31, 1996

                                          Liquidating        MHC Cash          Combined
                                             Trust            Reserve            Total
                                          ---------------------------------------------
INCOME
 Interest and dividends                    $ 47,263                 -          $ 47,263
 Gain on sale of property and
         equipment                          180,575                 -           180,575
 Other                                          993              $585             1,578
                                          ---------------------------------------------
                                            228,831               585           229,416
                                          ---------------------------------------------
EXPENSES
 Professional fees and services,
         including $9,483 paid to
         related parties                     26,926                 -            26,926
 Other, including $408 paid to
         related parties                      7,833                11             7,844
 Salaries paid to related parties             4,705                 -             4,705
                                          ---------------------------------------------
                                             39,464                11            39,475
                                          ---------------------------------------------

NET INCOME                                 $189,367              $574          $189,941
                                          =============================================


The MHC Cash Reserve was a Trust created pursuant to the plan of liquidation of the Partnership and was funded by the partners (see Note 1). During 1996, this Trust was terminated.

See accompanying report of independent auditors and notes to financial statements.

                                                                     Schedule II
                                                                     Page 2 of 3

                   De Anza Properties - IX Liquidating Trust
                    MHC Cash Reserve and MHC OP Unit Reserve

                        Combined Statement of Operations

                      For the Year Ended December 31, 1995

                               Liquidating         MHC Cash           MHC OP          Combined
                                  Trust            Reserve         Unit Reserve         Total
                               ---------------------------------------------------------------
INCOME
  Gain on sale of
  property and equipment               -          $111,603            $23,397        $135,000
  Interest and dividends        $ 53,704             2,559              1,046          57,309
  Other                            2,722                 -                  -           2,722
                               ---------------------------------------------------------------
                                  56,426           114,162             24,443         195,031
                               ---------------------------------------------------------------
EXPENSES
  Professional fees and
   services, including
   $17,318 paid to
   related parties                67,455             4,100              1,386          72,941

  Other, including
   $1,089 paid to
   related parties                14,658               187                  -          14,845

  Salaries paid to related
   parties                         5,226                 -                  -           5,226
  Miscellaneous
  Partnership expenses             2,041                 -                  -           2,041
                               ---------------------------------------------------------------
                                  89,380             4,287              1,386          95,053
                               ---------------------------------------------------------------

NET INCOME (LOSS)               $(32,954)         $109,875            $23,057        $ 99,978
                               ===============================================================

The MHC Cash Reserve and the MHC OP Unit Reserve were Trusts created pursuant to the plan of liquidation of the Partnership and were funded by the partners (see
Note 1). During the year ended December 31, 1995, the MHC Cash Reserve and MHC OP Unit Reserve Trusts recognized as income $111,603 and $23,397, respectively, attributable to the MHC Reserves released during 1995.

See accompanying report of independent auditors and notes to financial statements.

                                                                     Schedule II
                                                                     Page 3 of 3

                   De Anza Properties - IX Liquidating Trust
                    MHC Cash Reserve and MHC OP Unit Reserve

                        Combined Statement of Operations

  For the Period August 10, 1994 (Date of Inception) Through December 31, 1994

                               Liquidating         MHC Cash           MHC OP           Combined
                                  Trust            Reserve         Unit Reserve         Total
                               ----------------------------------------------------------------
INCOME
  Interest                      $ 11,278            $1,164            $     -          $ 12,442
  Other                              360                 -                340               700
                               ----------------------------------------------------------------
                                  11,638             1,164                340            13,142
                               ----------------------------------------------------------------
EXPENSES
Professional fees and
 services, including
 $25,915 paid to related
 parties                          34,962                 -                  -            34,962

Other, including $278
 paid to related parties           1,586                 -                  -             1,586

Miscellaneous Partnership
 expenses                         32,214                 -                  -            32,214

Salaries paid to related
 parties                           2,196                 -                  -             2,196
                               ----------------------------------------------------------------
                                  70,958                 -                  -            70,958
                               ----------------------------------------------------------------

NET INCOME (LOSS)               $(59,320)           $1,164               $340          $(57,816)
                               ================================================================

The MHC Cash Reserve and the MHC OP Unit Reserve were Trusts created pursuant to the plan of liquidation of the Partnership and were funded by the partners (see
Note 1). Pursuant to the guidelines of Statements of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership deferred in 1994 the recognition of gain on that portion of the sales proceeds represented by the MHC Cash and MHC OP Unit Reserves. The unrecognized gain was subsequently transferred to the respective Trusts.


See accompanying report of independent auditors and notes to financial statements.